Form 10-Q
period 2011-01-31
Plycrete, Inc.
filed 2011-06-27
CIK 1482605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-164684

 Plycrete, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-0522482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1777, Cedar, Mascouche (Quebèc), Canada J7L IW6
(Address of principal executive offices) (Zip Code)

(450) 477-8161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of June 24, 2011, there were 10,450,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PLYCRETE INC.
(A DEVELOPMENT STAGE COMPANY)

PLYCRETE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JANUARY 31, 2011 AND JULY 31, 2010
(UNAUDITED)

	IN US$
	JANUARY 31,	JULY 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$136	$195
Total current assets	136	195

Other Asset
License, net of accumulated amortization	73,333	78,333

TOTAL ASSETS	$73,469	$78,528

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,415	$19,502
Related party advances	24,152	13,489
Short-term notes payable - related party	15,000	15,000
Short-term notes payable	41,450	40,200
Total current liabilities	106,017	88,191

TOTAL LIABILITIES	106,017	88,191

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
10,450,000 shares issued and outstanding	10,450	10,450
Additional paid in capital	198,200	198,200
Deficit accumulated during the development stage	(242,122)	(219,241)
Accumulated other comprehensive income (loss)	924	928
Total stockholders' equity (deficit)	(32,548)	(9,663)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,469	$78,528

The accompanying notes are an integral part of these financial statements.

PLYCRETE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND
FOR THE PERIOD AUGUST 21, 2007 (INCEPTION) THROUGH JANUARY 31, 2011
(UNAUDITED)

			IN US$

					AUGUST 21, 2007
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS	(INCEPTION)
	ENDED	ENDED	ENDED	ENDED	THROUGH
	JANUARY 31, 2011	JANUARY 31, 2010	JANUARY 31, 2011	JANUARY 31, 2010	JANUARY 31, 2011

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	16,350	17,894	7,500	16,144	179,221
Consulting fees	-	-	-	-	8,450
General and administrative	88	153	61	56	22,761
Amortization expense	5,000	5,000	2,500	2,500	26,667
Total operating expenses	21,438	23,047	10,061	18,700	237,099

NET (LOSS) BEFORE OTHER EXPENSE	(21,438)	(23,047)	(10,061)	(18,700)	(237,099)

OTHER EXPENSE
Interest expense	(1,443)	(1,012)	(741)	(508)	(5,023)
Total other expense	(1,443)	(1,012)	(741)	(508)	(5,023)

NET (LOSS)	$(22,881)	$(24,059)	$(10,802)	$(19,208)	$(242,122)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,450,000	10,450,000	10,450,000	10,450,000	10,250,000

NET (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

COMPREHENSIVE LOSS
Net loss	$(22,881)	$(24,059)	$(10,802)	$(19,208)	$(242,122)
Currency translation adjustment	(4)	25	(4)	40	924
Total comprehensive loss	$(22,885)	$(24,034)	$(10,806)	$(19,168)	$(241,198)

The accompanying notes are an integral part of these financial statements.

PLYCRETE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND
FOR THE PERIOD AUGUST 21, 2007 (INCEPTION) THROUGH JANUARY 31, 2011
(UNAUDITED)
IN US$

				Deficit	Accumulated
				Accumulated	Other
			Additional	During the	Comprehensive
	Common Stock		Paid-In	Development	Income
	Shares	Amount	Capital	Stage	(Loss)	Total

Balance - August 21, 2007	-	$-	$-	$-	$-	$-

Common shares issued for services	8,450,000	8,450	-	-	-	8,450

Common shares issued for cash	2,000,000	2,000	198,000	-	-	200,000

Contributed capital	-	-	200	-	-	200

Net loss for the period	-	-	-	(87,479)	(4)	(87,483)

Balance - July 31, 2008	10,450,000	10,450	198,200	(87,479)	(4)	121,167

Net loss for the period	-	-	-	(80,430)	(26)	(80,456)

Balance - July 31, 2009	10,450,000	10,450	198,200	(167,909)	(30)	40,711

Net loss for the period	-	-	-	(51,332)	958	(50,374)

Balance - July 31, 2010	10,450,000	10,450	198,200	(219,241)	928	(9,663)

Net loss for the period	-	-	-	(22,881)	(4)	(22,885)

Balance - January 31, 2011	10,450,000	$10,450	$198,200	$(242,122)	$924	$(32,548)

The accompanying notes are an integral part of these financial statements.

PLYCRETE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2011 AND 2010 AND
FOR THE PERIOD AUGUST 21, 2007 (INCEPTION) THROUGH JANUARY 31, 2011
(UNAUDITED)
	IN US$

			AUGUST 21, 2007
	SIX MONTHS	SIX MONTHS	(INCEPTION)
	ENDED	ENDED	THROUGH
	JANUARY 31, 2011	JANUARY 31, 2010	JANUARY 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(22,881)	$(24,059)	$(242,122)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization	5,000	5,000	26,667
Common stock issued for services	-	-	8,450

Change in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	-	-
Increase (decrease) in accounts payable and accrued expenses	5,913	4,375	25,415
Total adjustments	10,913	9,375	60,532
Net cash (used in) operating activities	(11,968)	(14,684)	(181,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of license	-	-	(100,000)
Net cash (used in) investing activities	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related	-	-	15,000
Proceeds from notes payable - non-related	1,250	2,600	41,450
Issuance of stock for cash	-	-	200,000
Contribution of capital	-	-	200
Related party advances	10,663	9,800	24,152
Net cash provided by financing activities	11,913	12,400	280,802

Effect of foreign currency	(4)	25	924

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59)	(2,259)	136

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	195	2,415	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$136	$156	$136

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the July 31, 2010 audited financial statements in Form S-1 filed with the SEC, including the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On August 21, 2007, Plycrete Inc. (the “Company”) was incorporated in the State of Nevada.

The Company was formed to acquire the license and trademark rights to the Clem-G and Plycrete products for North America. As discussed in Note 4, the Company acquired a license and certain rights certain technology that relates to building panels and methods, more particularly concerned with wall surface building panels with quick assembly features and improved joint sealing, and method of installation known as CLEM-G, and certain technology that relates to cementious structures and methods for fabrication thereof, more particularly concerned with a reinforced multilayer cementious structure and a method of manufacture known as PLYCRETE.

Going Concern

The accompanying financial statements as of January 31, 2011 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $242,122 at January 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sales of the Company’s products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended January 31, 2011 and 2010 and period from August 21, 2007 (inception) to January 31, 2011, the Company recorded ($4), $25 and $924 in translation gains (losses), respectively.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Fixed Assets

The Company currently holds no fixed assets.  Any fixed assets acquired in the future will be recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Costs of maintenance and repairs will be charged to expense as incurred.

Recoverability of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820 valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The adoption of this statement did not have a material impact on our results of operations and financial condition.  Our financial instruments include cash, accounts payable and accrued liabilities.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Uncertainty in Income Taxes

In June 2006, the FASB issued ASC 740-10 (“ASC 740-10”), “Uncertainty in Income Taxes.”  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  ASC 740-10 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.  The Company adopted the provisions of ASC 740-10, as required.  As a result of implementing ASC 740-10, there has been no adjustment to the Company’s financial statements, and the adoption of ASC 740-10 did not have a material effect on the Company’s financial statements for six months ended January 31, 2011 and 2010, respectively.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will generate revenue from the sales in accordance with ASC 605. The criteria for recognition are as follows:

1)       Persuasive evident of an arrangement exists;
2)       Delivery has occurred or services have been rendered;
3)       The seller's price to the buyer is fixed or determinable, and
4)       Collectable is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

Recent Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and also issued Accounting Standards No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105-10), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s financial statements. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. As it relates to the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company’s results of operations or financial condition.

In January 2010, the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position.  This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 which amends ASC 855.  FASB 2010-09 defines the term “SEC Filer” and eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  This change was made to alleviate potential conflicts between ASC 855-10 and the reporting requirements of the SEC.  FASB 2010-09 is effective immediately, but is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001.

On August 21, 2007 the Company issued 8,450,000 shares of common stock to the Company’s founders at a value of $8,450 ($.001 per share) for services rendered by two of the Company’s founders, which included the following:  preparing the article of incorporation, identifying strategic business partners and negotiating with suppliers.

During the period April 1, 2008 through June 30, 2008 the Company raised $200,000 through the sale of 2,000,000 shares of common stock ($.10 per share).

As of January 31, 2011, the Company has 10,450,000 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4-	LICENSE AGREEMENT-RELATED PARTY

On May 14, 2008, the Company entered into a License Agreement with Clem-G Plycrete Inc., a Canadian company controlled by Clement Guevremont, a related party (“Clem-G”) (the “Agreement”). The Agreement is for an initial term of ten years from May 14, 2008 to May 14, 2018. Under the terms of the Agreement, the Company has acquired the license and trademark rights to market and sell certain technology that relates to building panels and methods, more particularly concerned with wall surface building panels with quick assembly features and improved joint sealing, and method of installation known as CLEM-G, and certain technology that relates to cementious structures and methods for fabrication thereof, more particularly concerned with a reinforced multilayer cementious structure and a method of manufacture known as PLYCRETE. A patent for each of these methods was filed in the United States and are pending and the patent application for the method of assembly was withdrawn. The Company has acquired these rights for $100,000, the historical cost of the patents for Clem-G Plycrete, which include approximately $21,000 in patent filing costs and approximately $80,000 of work that was capitalized by Clem-G Plycrete after technological feasibility was established.  Clem-G had incurred approximately $577,000 (CD$) to bring the patents to their intended use, which included approximately $477,000 (CD$) in research and development, $20,000 (CD$) in patent filing costs and $80,000 (CD$) in capitalized costs after the development of a working model. The Company is amortizing the license fee over the 120 month term of the Agreement. Amortization expense for the six months ended January 31, 2011 and 2010 amounted to $5,000 for both periods respectively.  Amortization from the period August 21, 2007 (Inception) through January 31, 2011 amounted to $26,667. The Company anticipates amortizing $10,000 per year.

In accordance with ASC 360-10, the Company is required to review their long-lived assets which includes their identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable. The Company in light of recent economic turmoil evaluated the recoverability of its licenses. Based on the results of the future discounted cash flows the Company determined that the fair value of these licenses exceeds the current book value of the licenses and therefore, no impairment exists.

NOTE 5-	RELATED PARTY ADVANCE

In addition to the license agreement with Clem-G, the Company has an outstanding related party payable with Clem-G in the amount of $24,152 as of January 31, 2011. This is non-interest bearing and due on demand for services rendered. Clem-G provided $19,800 in services for the year ended July 31, 2010 and was re-paid $10,000 over this time frame. In addition Clem-G advanced $3,689 to the Company to cover certain expenses. There was $10,663 made during the six months ended January 31, 2011.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6-	NOTES PAYABLE

The Company was advanced $40,000 from three individuals for amounts ranging between $5,000 and $20,000 during the year ended July 31, 2009.   $15,000 of these notes is with a related party who is a shareholder of the Company. In addition, the Company was advanced $15,200 from three other individuals in amounts ranging from $100 to $10,000 during the year ended July 31, 2010. One shareholder advanced $1,250 during the six months ended January 31, 2011.

All of these loans are due on demand and accrue interest at 5% per annum. The Company has accrued $4,993 through January 31, 2011. As the loans are due on demand, they have been classified as current liabilities.

Interest expense for the six months ended January 31, 2011 and 2010 was $1,443 and $1,012, respectively.

NOTE 7-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of January 31, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$82,231
Valuation allowance	(82,231)

$-

At January 31, 2011, the Company had a net operating loss carry forward in the amount of $242,122, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

PLYCRETE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended January 31, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 8-              LOSS PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	January 31,	January 31,
	2011	2010

Net loss	$(22,881)	$(24,059)

Weighted-average common shares
outstanding (Basic)	10,450,000	10,450,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	10,450,000	10,450,000

Net loss per share	$(0.00)	$(0.00)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended January 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2011, together with notes thereto.

For the three months ended January 31, 2011, as compared to the three months ended January 31, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended January 31, 2011, as compared to no revenues generated during the three months ended January 31, 2010.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended January 31, 2011, our total operating expenses were $10,061 as compared to total operating expenses of $18,700 for the three months ended January 31, 2010. The decrease in total operating expenses for the three months ended January 31, 2011, is primarily due to decreases in professional fees from the comparable period.

Other Expense.  For the three months ended January 31, 2011, we incurred interest expense in the amount of $741 as compared to interest expense of $508 for the three months ended January 31, 2010.  The increase in interest expense is a result of us issuing additional notes payable for liquidity from January 31, 2010 through January 31, 2011.

Net Loss.  For the three months ended January 31, 2011, our net loss was $10,802, as compared to the net loss of $19,208 for the three months ended January 31, 2010.  The decrease in the net loss between the comparable periods is due primarily to the decrease in operating expenses, as discussed above.

For the six months ended January 31, 2011, as compared to the six months ended January 31, 2010.

Results of Operations.

Revenues. We had no revenues for the six months ended January 31, 2011, as compared to no revenues generated during the six months ended January 31, 2010.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months ended January 31, 2011, our total operating expenses were $22,881 as compared to total operating expenses of $24,059 for the six months ended January 31, 2010. The decrease in total operating expenses for the six months ended January 31, 2011, is primarily due to decreases in professional fees from the comparable period.

Other Expense.  For the six months ended January 31, 2011, we incurred interest expense in the amount $1,443 as compared to interest expense of $1,012 for the six months ended January 31 2010.  The increase in interest expense is a result of us issuing additional notes payable for liquidity from January 31, 2010 through January 31, 2011.

Net Loss.  For the six months ended January 31, 2011, our net loss was $22,881, as compared to the net loss of $24,059for the six months ended January 31, 2010.  The increase in the net loss between the comparable periods is due primarily to the increase in operating expenses, as discussed above.

Liquidity and Capital Resources.   As of January 31, 2011, we had liabilities of $106,017, of which $25,415 were represented by accounts payable and accrued expenses, $24,152 of related party advances, $15,000 of short term notes payable from a related party and $41,450 were represented by short term notes payable.  We had no other long term liabilities, commitments or contingencies.

For the six months ended January 31, 2011, we received advances in the amount of $10,663 from one of our directors.

We filed a Registration Statement on Form S-1 to sell 2,500,000 shares of our common stock at a purchase price of $0.30 per share in a direct public offering. The Registration Statement on Form S-1 became effective on March 4, 2011.  As of the date of this report, we have not sold any shares.

During 2011, we expect to incur significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have no currently planned material commitments for capital expenditures. However, we will need operating capital to continue our current business operations, although presently have no alternative source of operating capital.  The notes to our financial statements at January 31, 2011 disclose our uncertain ability to continue as a going concern.

During the next three to six months, our primary objective is to raise additional funds and begin to obtain clients so that we generate revenues to support our operations. During the next six to twelve months, we hope to expand our operations and service several accounts. We believe that the size of our operations may vary depending on the amount of funds we are able to raise. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

At January 31, 2011 we had a cash balance of $136. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.

We are not currently conducting any research and development activities other than the development of our website, which we expect the total cost to be approximately $12,500.  We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of January 31, 2011, the date of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plycrete, Inc., a Nevada corporation

June 24, 2011	By:	/s/ Clément Guèvremont
Clément Guèvremont President, Director (Principal Executive Officer)

June 24, 2011	By:	/s/ Madeleine Houle
Madeleine Houle Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)